Form 10-K
period 1995-12-31
VANDERBILT MORTGAGE & FINANCE INC
filed 1996-06-25
CIK 816512

                                  FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C. 20549

(Mark One)


<checked-box>ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1995


                                        OR


<square>TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the transition period from          to         .


Commission file number 1-8824


                        VANDERBILT MORTGAGE AND FINANCE, INC.

              SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES, SERIES 1994-A
                  (Exact name of registrant as specified in its charter)



Tennessee                                                         62-0997810
(State of incorporation)                 (I.R.S. Employer Identification Number)


4726 Airport Highway
Louisville, TN  37777                                               33-80304
(Address of principal executive offices)              (commission File Number)


Registrant's telephone number, including area code:423-970-7200

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to section 12(g) of the Act:None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. []

                           VANDERBILT MORTGAGE AND FINANCE, INC.



                                          PART I



ITEM 3.  LEGAL PROCEEDINGS.


No  material  legal  proceedings are  pending  other  than  routine  litigation
incidental to the business  of  the  Company.   The  company believes that such
proceedings will not have any material adverse effect on it or its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


No matters were submitted to shareholders during the last quarter of the fiscal year.


                                          PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(a)The principal market for the Certificates is the over the counter market.


(b)As of March 15, 1996 there were:


                NUMBER OF HOLDERS                       CLASS OF CERTIFICATES

                       10                                                A-1
                        5                                                A-2
                       15                                                A-3
                        4                                                A-4
                        1                                                B-1


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not applicable.


                                          PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND FORM 8-K.


(a)The Annual Statement of compliance and Independent Accountant's Annual Servicing Report are attached.


(b)Reports on Form 8-K.

DATES             ITEMS REPORTED                   FINANCIAL  STATEMENTS FILED



01/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.



02/13/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


03/13/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


04/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


05/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


06/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


07/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.

08/11/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


09/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


10/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


11/13/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


12/12/95          Chemical Bank, as Trustee, made the monthly             None
                  distribution to the holders of the Vanderbilt
                  Mortgage and Finance, Inc.  Manufactured
                  Housing Senior/Subordinated certificates,
                  Series 1994-A.


(c)  3.1 *,**    Articles of Incorporation

     3.2 *,**    By-Laws

     4.1 **      Pooling and Servicing Agreement, including form of Certificates

     4.2 *       Form of Limited Guarantee




*     Previously   filed   pursuant  to  Registration  Statement  on  form  S-3
      (Commission file number 33-80304) and incorporated by reference thereto.

** Previously filed pursuant to form 8-K, dated August 11, 1994, and incorporated by reference thereto.

                                        SIGNATURES



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Knoxville, State of Tennessee, on June 12, 1995.




                                           Vanderbilt Mortgage and Finance, Inc.



                                          By:/s/ Kevin C. Clayton

                                             Kevin C. Clayton
                                             President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



s/ Kevin C. Clayton               June 12, 1995     President
                                                   (Principal Executive
                                                    Officer and Director)



s/David R. Jordan                 June 12, 1995     Controller, Acting
                                                    Principal Financial
                                                    Officer
                                                   (Principal Accounting
                                                     Officer)


s/Joseph H. Stegmayer             June 12, 1995     Executive Vice President
                                                    and Director



s/James L. Clayton                 June 12, 1995    Director